Form 10-K
period 1996-12-31
SAXON ASSET SECURITIES TR 96 2 MOR LOAN ASSE BA CER SER 96 2
filed 1997-03-26
CIK 1030233

2

                                         SECURITIES AND EXCHANGE COMMISSION

                                               Washington, D.C.  20549


                                                      FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from August 15, 1996 (Commencement of Operations) to December 31, 1996

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                          Commission File Number 34-020552

                                         Saxon Asset Securities Trust 1996-2
                         Mortgage Loan Asset Backed Certificates, Series 1996-2

                         (Exact name of registrant as specified in its charter)

         Virginia                                            52-1785164
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              Identification No.)

                                     4880 Cox Road, Glen Allen, Virginia 23060

                             Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code : (804) 967-7400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Documents incorporated by reference:  None

                Page 1 of 6                          This report consists of 19
                                                  consecutively numbered pages.

SAXON ASSET SECURITIES TRUST 1996-2


TABLE OF
CONTENTS
Page
PART I
Item  1. Business.                ........................................3

Item  2. Properties.............................................. ........3

Item  3. Legal Proceedings................................................3

Item  4. Submission of Matters to a Vote of Security Holders....... ......3

PART II
Item  5. Market for Registrant's Common Equity and Related
                           Stockholder Matters............................3

Item  6. Selected Financial Data..........................................3

Item  7. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations............3

Item  8. Financial Statements and Supplementary Data......................3

Item  9. Changes in and Disagreements with Accountants on
                          Accounting and Financial Disclosure.............3

PART III
Item 10. Directors and Executive Officers of the Registrant.........  ....4

Item 11. Executive Compensation...........................................4

Item 12. Security Ownership of Certain Beneficial Owners and Management.. 4

Item 13. Certain Relationships and Related Transactions...................4

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. 5

SIGNATURE.................................................................6

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.....................................................7

INDEX TO EXHIBITS.........................................................8

This Annual Report on Form 10-K is filed in accordance with a letter dated March 13, 1997 sent to the Office of Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission (the "Commission") requesting that the Commission enter an order pursuant to Section 12(h) of the Securities Exchange Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.



PART I


Item 1.  Business

Omitted.

Item 2.  Properties

Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust..

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock.

As of January 2, 1997, the number of holders of each Class of Offered Certificates was as follow:

         Class A-1     3
         Class A-2     4
         Class A-3     2
         Class A-4     3
         Class A-5     4
         Class A-6     10


Item 6.  Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

Omitted.

Item 8.  Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III


Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following entities own more than 5% of the specified Class of Certificates. These positions are held through the Depository Trust Company. The Master Servicer has not been advised that any such DTC participants are beneficial owners.


Class A-1     Chase Manhattan Bank/Chemical
              Corestates Bank, N.A.

Class A-2     Prudential Securities, Inc.
              Boston Safe Deposit & Trust Co.
              UMB Bank, N.A.
              Merrill Lynch - Debt Securities

Class A-3     Bank of New York
              Investors Fiduciary Trust Company/SSB

Class A-4     Prudential Securities, Inc.
              Chase Manhattan Bank
              Merrill Lynch - Debt Securities

Class A-5     Prudential Securities, Inc.
              Bank of New York
              Citicorp Services, Inc.
              Merrill Lynch - Debt Securities

Class A-6     Commerzbank Capital Market Corp.
              PWI CMO Account - Government Securities Clearance
              Chase Manhattan Bank
              Bankers Trust Company
              Citicorp Services, Inc.
              Boston Safe Deposit & Trust Co.
              Custodial Trust Company

Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.



PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements:

              Omitted.

         (2)  Financial Statement Schedules:

             Omitted.

         (3)  Exhibits:

  Annual Master Servicer Statement of Compliance, filed as Exhibit 99.1 hereto.

  Annual  Servicer  Statements of Compliance,  filed as Exhibit 99.2 hereto.

  Annual Compilation of Selected Financial Information, filed as Exhibit 99.3 hereto.

  Annual Statement of Independent Accountants for each Servicer, filed as Exhibit 99.4 hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed by the Registrant during the last quarter of 1996.


(c)      Exhibits to this report are listed in Item (14)(a)(3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Saxon Asset Securities Trust 1996-2
                                       Mortgage Loan Asset Backed Certificates
                                       1996-2


Date:  March 25, 1997                       By:      /s/ Brad Adams
                                                     --------------
                                                     Brad Adams
                                                     Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

INDEX TO EXHIBITS


Exhibit
Number                     Description of Exhibits                     Page


     99.1             Annual Statement of Compliance                     8

     99.2             Annual Servicing Reports                          10

     99.3             Annual Compilation of Selected Financial
                          Information                                   12

     99.4             Annual Statement of Independent Accountants' for Each
                          Servicer                                      14

                                                    EXHIBIT 99.1

                                           ANNUAL STATEMENT OF COMPLIANCE

                                           ANNUAL STATEMENT OF COMPLIANCE

In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the Annual Statement of Compliance required under the Trust Agreement dated August 1, 1996. The Statement of Compliance states that the Master Servicer has received the annual audited financial statements of each servicer. Since the financial statements for one of the servicers will not be received until after March 31, 1997, the Annual Statement of Compliance cannot be filed by Master Servicer by the 10-K filing deadline. Accordingly the Annual Statement of Compliance will be filed with an amended 10-K when the financial statements have been received.

                                                    EXHIBIT 99.2


                                              ANNUAL SERVICING REPORTS

                                             CERTIFICATE OF COMPLIANCE

                                                Saxon 96-1 and 96-2

The undersigned, an officer of Meritech Mortgage Services, Inc. (The Participant) hereby certifies as follows:

    (1) A review of the activities of the Participant during the preceding year with respect to performance under this Agreement has been made under such Officer's supervision: and

    (2) To the best of such Officer's knowledge based on such review, there is not default by the Participant in fulfillment of any of its obligations under this Agreement, or if there is any such default and the such Officer, specifying each such default and the nature and status thereof.

In witness whereof the undersigned has executed this Certificate of compliance this 3rd day of March, 1997.

Meritech Mortgage Services, Inc.

/s/Lynnette Anderson
Lynnette Anderson

Vice President

In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual compliance statement of each Servicer. Such statement has not yet been received for Long Beach Mortgage Company. Accordingly the annual compliance statement for Long Beach will be filed with an amended 10-K when such statement is received.

                                                    EXHIBIT 99.3


                           ANNUAL COMPILATION OF SELECTED FINANCIAL INFORMATION


==============
                                                               SAXON ASSET SECURITIES
                                                               TRUST
==============
                                                               SERIES
                                                               1996-2

DIST DATE:                Dec. 26,                                                                  PAGE #                1
                          1996
RECORD DATE:              Dec. 5,
                          1996


                          Original    Beginning                                        Ending       Aggregate
                          Certificate Certificate  Principal   Interest    Total       Certificate  Scheduled Principal
Class         Cusip #     Balance     Balance      DistributionDistributionDistributionBalance      Balance
A-1           805559AD3      56694000     56694000 668477.9754  301186.875 969664.8504  56025522.02 135313902.3
A-2           805559AE1      49168000     49168000           0 265302.3333 265302.3333     49168000
A-3           805559AF8      17252000     17252000           0     97042.5     97042.5     17252000
A-4           805559AG6      21302000     21302000           0 124705.4583 124705.4583     21302000
A-5           805559AH4      19819000     19819000           0 118666.2625 118666.2625     19819000
A-6           805559AJ0     285765000    285765000  2426601.63 935999.4438 3362601.074  283338398.4 228033100.4
R             N/A         N/A         N/A          N/A                   0 N/A         N/A
TOTALS                      450000000    450000000 3095079.605 1842902.873 4937982.478  446904920.4 363347002.7

Subtotal of Classes A-1     164235000                                                     163566522
through A-5


LIBOR RATE                  0.0571875

Factor Information Per $1,000 of the                           Pass
Original Balance                                               Through
                                                               Rate

                          Principal   Interest     End Prin    Current
Class         Cusip #     DistributionDistribution Balance     Pass
                                                               Through
                                                               Rate
A-1           80559AD3    11.79098274       5.3125 988.2090173     0.06375
A-2           80559AE1              0  5.395833333        1000     0.06475
A-3           80559AF8              0        5.625        1000      0.0675
A-4           80559AG6              0  5.854166667        1000     0.07025
A-5           80559AH4              0       5.9875        1000     0.07185
A-6           80559AJ0    8.491598446  3.275416667 991.5084016     0.05615




                          If there are any questions or comments, please contact the
                          Relationship Manager listed below


                                                               Mary Jo
                                                               Davis
                                                               The Texas Commerce
                                                               Bank, N.A.
                                                               600 Travis Street,
                                                               8th Floor
                                                               Houston,  Texas  77002
                                                               (713)
                                                               216-4756



                                                               TEXAS COMMERCE BANK,
                                                               N.A.

                                                               MASTER SERVICER

                                      SAXON ASSET SECURITIES TRUST

                                      SERIES 1996-2

DIST DATE:    Dec. 26,                                                                 PAGE #                 2
              1996
RECORD DATE:  Dec. 5,
              1996

                                                                                       Group I      Group II
Sec. 3.04     Prepayment Amount                                                         369776.6277 2287927.475
(a) (ii)
              Principal Recovery                                                                  0           0
              Amount
              Subordination Increase                                                    200199.7154           0
              Amount

Sec. 3.04     Insured Payment Amount                                                              0           0
(a) (v)

                                                                                       Group I      Group II
Sec. 3.04     Subordinated Amount or                                                    200199.7154           0
(a) (vii)     Subordination Deficit
Sec. 3.04     Total Substitution                                                                  0           0
(a) (viii)    Shortfall Amount
              Total Repurchase Amount                                                             0           0

                                                                                       Group I      Group II
Sec. 3.04     Weighted Average Net Rate of                                              0.096588546 0.078906405
(a) (ix)      Mortgage Loans
Sec. 3.04     The largest Mortgage                                                       1160861.52     1387500
(a) (xi)      Loan Balance
Sec. 3.04     Servicing                                                                  39561.8973 79319.86745
(a) (xii)     Fees
              Master Servicing Fees                                                     3620.858148 6145.592053
              Premium                                                                       16423.5     28576.5
              Amount
Sec. 3.04     Pre-Funded Amount                                                         28452819.45    55305298
(a) (xv)


Sec. 3.04     The Number and Aggregate Principal Balances of all
(b) (ii)      Delinquent Mortgage Loans
              as of the end of the Prepayment Period and the related  percentage that each Delinquent category represents of all loans.
                                      Group I                              Group II
                          Category    Number       Percentage  Principal   Number      Percentage   Principal
                                                               Balance                              Balance
                          30-59 Days             0           0           0           0            0           0
                          60-89 Days             0           0           0           0            0           0
                          90+ Days               0           0           0           0            0           0

                                                                                       Group I      Group II
Sec. 3.04     Number of Mortgage Loans in                                                         0           0
(b) (iii)     Foreclosure Proceedings
              Dollar Amounts of all Mortgage Loans in                                             0           0
              Foreclosure Proceedings
              Number of Mortgage Loans in                                                         0           0
              Foreclosure in Prior Month
              Dollar Amounts of all Mortgage Loans in                                             0           0
              Foreclosure in Prior Month

                                                                                       Group I      Group II
Sec. 3.04     Number of Mortgagors in Bankruptcy                                                  0           0
(b) (iv)      Proceedings
              Scheduled Principal Balances of Mortgage Loans                                      0           0
              in Bankruptcy Proceedings







                                      TEXAS COMMERCE BANK,  N.A.

                                      MASTER SERVICER
                                       SAXON ASSET SECURITIES TRUST

                                      SERIES 1996-2

DIST DATE:   Dec. 26,                                                                  PAGE #                 3
             1996
RECORD DATE: Dec. 5, 1996




                                                                                       Group I     Group II
Sec. 3.04    Status of any REO
(b) (v)      Properties
Sec. 3.04    Book Value Of any REO                                                               0            0
(b) (vi)     Properties

                                                                                       Group I     Group II
Sec. 3.04    Cumulative Loss                                                                     0            0
(b) (vii)    Percentage
             Amount of Cumulative                                                                0            0
             Realized Losses
             Current Period Realized                                                             0            0
             Losses
             Annual Loss Percentage                                                              0            0


Sec. 3.04    60+ Delinquency Percentage per Servicer
(b) (viii)   Termination Test:

             Meritech
                                                               Group I                 Group II
             Period                                            Number      Principal   Number      Principal
                                                                           Balance                 Balance
             1st Preceding Period                                        0           0           0            0
             2nd Preceding Period                                        0           0           0            0
             3rd Preceding Period                                        0           0           0            0

                                                                                     0                        0
             Percentage

             Long Beach
                                                               Group I                 Group II
             Period                                            Number      Principal   Number      Principal
                                                                           Balance                 Balance
             1st Preceding Period                                        0           0           0            0
             2nd Preceding Period                                        0           0           0            0
             3rd Preceding Period                                        0           0           0            0

                                                                                     0                        0
             Percentage





















                                      TEXAS COMMERCE BANK,  N.A.

                                      MASTER SERVICER


                                                    EXHIBIT 99.4

ANNUAL STATEMENT OF INDEPENDENT ACCOUNTANTS FOR EACH SERVICER

DELOITTE & TOUCHE LLP
Suite 500
Eighth & Main Building
707 East Main Street
Richmond, Virginia  23219
Telephone:  (804) 697-1500
Facsimile:  (804) 697-1825

INDEPENDENT ACCOUNTANTS" REPORT

To the Board of Directors
Meritech Mortgage Services, Inc.
Fort Worth, Texas

We have examined management's assertion about Meritech Mortgage Services, Inc. ("Meritech"), compliance with servicing standards identified in the Appendix as of December 31, 1996 and for the period from May 14, 1996 (acquisition date) through December 31, 1996, included in the accompanying management assertion. Such standards were established by Meritech's management based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). Management is responsible for Meritech's compliance with these servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly included examining, on a test basis, evidence about Meritech's compliance with the servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Meritech's compliance with the servicing standards or its servicing agreements.

In our opinion, management's assertion that Meritech complied with its established servicing standards identified in the Appendix as of December 31, 1996 and for the period from may 14, 1996 (acquisition date) through December 31, 1996, is fairly stated, in all material respects.

Deloitte & Touche LLP

May 14, 1997

In accordance with the letter dated March 13, 1997 sent to the Securities and Exchange Commission requesting an exemption from SEC reporting requirements, the Trust is to include as an exhibit a copy of the annual statement of independent accountants' for each Servicer. Such statement has not yet been received for Long Beach Mortgage Company. Accordingly the annual statement of independent accountants for Long Beach will be filed with an amended 10-K when such statement is received.




file=f:finrpt\secrpt\issuers\saxon\96-210k