Form 10-K/A
period 1996-12-31
SAXON ASSET SECURITIES TR 96 2 MOR LOAN ASSE BA CER SER 96 2
filed 1997-06-11
CIK 1030233

SECURITIES AND EXCHANGE COMMISSION

                                               Washington, D.C.  20549


                                                      FORM 10-K/A

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

                Page 1 of 3                          This report consists of 9
                                                  consecutively numbered pages.

AMENDMENT NUMBER 1 OF 1

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

                                       Saxon Asset Securities Trust 1996-2
                                       Mortgage Loan Asset Backed Certificates
                                       1996-2


Date:  June 4,    1997                      By:      /s/ Brad Adams
                                                     --------------
                                                     Brad Adams
                                                     Vice President

                                                    EXHIBIT 99.1

                                           ANNUAL STATEMENT OF COMPLIANCE

                        ANNUAL STATEMENT OF COMPLIANCE

I, Nelda Roberts, hereby certify that I am a Vice President of Texas Commerce Bank National Association, ("the Master Servicer") acting as Master Servicer, pursuant to a Trust Agreement ("Agreement") with Saxon Asset Securities Trust 1996-2, and further certify to the best of my knowledge and after due inquiry, the following:

     I have reviewed the activities of the Master Servicer, during the preceding calendar year and the performance under the Agreement. To the best of my knowledge, based on such review, Texas Commerce Bank, as Master Servicer, has performed and fulfilled its duties, responsibilities and obligations under the Agreement in all material respects during the applicable period. I have conducted an examination of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement.

     I have  examined  each  Servicer's  Fidelity  Bond and Errors and Omissions
     Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing Agreement.

     I have received from each Servicer such Servicer's annual audited financial statements and such other information as is required by the Guide and to the best of my knowledge, based on such examination, each Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year.


/s/ Nelda C. Roberts
Nelda C. Roberts
Title:  Vice President and Trust Officer

Date:  June 3, 1997

                                                    EXHIBIT 99.2


                                              ANNUAL SERVICING REPORTS

                           OFFICERS CERTIFICATE ANNUAL
                         ANNUAL STATEMENT OF COMPLIANCE

      MORTGAGE PASS THROUGH CERTIFICATES RESIDENTIAL MORTGAGE LOANS SERIES
                             1999-LB2 AND 1997-LB1

IN ACCORDANCE WITH THE APPROPRIATE SECTION OF THE ABOVE CAPTIONED POOLING AND SERVICING AGREEMENTS, I, PATRICIA L. WAYMAN AND SHAWNA R. OGILVIE OF LONG BEACH MORTGAGE COMPANY, (THE "SERVICER") HEREBY CERTIFY:


    (i) A REVIEW OF THE ACTIVITIES OF THE SERVICER DURING THE PRECEDING CALENDAR YEAR, AND OF PERFORMANCE UNDER THESE AGREEMENTS HAVE BEEN MADE UNDER OUR SUPERVISION.

    (II) TO THE BEST OF OUR KNOWLEDGE, BASED ON SUCH REVIEW, THE SERVICER HAS FULFILLED ALL ITS OBLIGATIONS UDNER THESE AGREEMENTS THROUGHOUT SUCH YEAR.

CERTIFIED THIS 18TH DAY OF MARCH, 1997.


BY:  /s/PATRICIA L. WAYMAN
     PATRICIA L. WAYMAN
     PRESIDENT

BY: /s/SHAWNA R. OGILVIE
    SHAWNA R. OGILVIE
    Vice President

                                                    EXHIBIT 99.4

ANNUAL STATEMENT OF INDEPENDENT ACCOUNTANTS FOR EACH SERVICER

DELOITTE & TOUCHE LLP
Suite 1200
695 Town Center Drive
Costa Mesa, California 92626-1924
Telephone:  (714) 436-7100
Facsimile:  (714) 436-7200

INDEPENDENT ACCOUNTANTS REPORT

To Long Beach Mortgage Company

We have examined management's assertion about Long Beach Mortgage Company's compliance with the minimum servicing standards identified in Mortgage
Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). Management is responsible for Long Beach Mortgage Company's compliance with those servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Long Beach Mortgage
Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion.
Our examination does not provide a legal determination on Long Beach Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Long Beach Mortgage company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 1996 is fairly stated, in all material respects.

Deloitte & Touche LLP

March 28, 1997


file=f:finrpt\secrpt\issuers\saxon\96-210ka